Form 10-K405
period 2000-10-08
ALLEN TEST DR III
filed 2001-01-16
CIK 906648

*******************************************
From file prm1004.txt

          SPECIMEN - NOT AN OFFICIAL FILING

********************************************

10-K405 FILING WITH [SROS] TAG, UNFLAWED REQUIRED ARTICLE 5,
OPTIONAL ARTICLE CT, AND REDLINING.


     The new text follows in redlining:



                      THE CORPORATION



     Allen Test Corporation is a Delaware Corporation, formed in
1952 as successor to Electric Boat Company, which was organized in 1899. Its principal executive offices are located at Pierre Laclede Center, St. Louis, Missouri 63105 (telephone number 314/889-8200).



     Through its divisions and subsidiaries, Allen Test is engaged in the engineering, development and manufacture of various products for the United States Government and, to a lesser extent, foreign governments. These products include military aircraft, missiles, gun systems, space systems, tanks, submarines and electronics. In addition, Allen Test is engaged in a number of commercial businesses, among which are the design, engineering and manufacture of general aviation aircraft, the mining of coal, the production and distribution of lime, limestone, sand and gravel, ready-mix (or sometimes called pre-mixed) concrete, concrete pipe and other building products, the production of commercial aircraft subassemblies, and the design, engineering and manufacture of commercial space launch vehicles and services.





The above text is redlined.   This text is not redlined.

This text is not redlined either.