Form 10-K
period 1999-12-10
ALLEN TEST DR III
filed 2002-11-04
CIK 906648

*******************************************
From file prm1004

        SPECIMEN - NOT AN OFFICIAL FILING

********************************************

10-K405 FILING WITH SROS TAG, UNFLAWED REQUIRED ARTICLE 5,
OPTIONAL ARTICLE CT, AND REDLINING.


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